Form 10-K
ABFC ASSET BACKED CERTIFICATES SERIES 2002-NC1
filed 2003-03-31
CIK 1178714

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-90830

Asset Backed Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware                          75-2533468
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

214 North Tryon Street
Charlotte, NC                                            28255
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           704-386-2400

Asset Backed Funding Corporation
Asset Backed Certificates Series 2002-NC1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      Asset Backed Funding Corporation
      Asset Backed Certificates
      Series 2002-NC1 Class A-1                1
      Series 2002-NC1 Class A-2                5
      Series 2002-NC1 Class A-IO               4
      Series 2002-NC1 Class M-1                4
      Series 2002-NC1 Class M-2                3
      Series 2002-NC1 Class M-3                5
      Series 2002-NC1 Class M-4                3
      Series 2002-NC1 Class B                  1
      Series 2002-NC1 Class CE                 1
      Series 2002-NC1 Class P                  1


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		 99.4  Management Assertion on USAP

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      August 26, 2002; September 25, 2002;
      October 25, 2002; November 25, 2002; December 26, 2002


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	Asset Backed Funding Corporation

/s/ George Ellison
	      __________________________
      	George Ellison
		President

Date:  March 31, 2003


Sarbanes-Oxley Certification

ABFC Asset-Backed Certificates,
Series 2002-NC1

 I, George Ellison, the President of Asset
Backed Funding Corporation, certify that:

1) I have reviewed the annual report on Form 10-K, and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders delivered pursuant to
Section 4.06 of the Pooling and Servicing
Agreement (the "Agreement"), dated as of July
1, 2002, among Asset Backed Funding
Corporation, as depositor, Ocwen Federal Bank
FSB, as servicer (the "Servicer"), and U.S.
Bank National Association, as trustee (the
"Trustee"), filed in respect of periods
included in the year covered by this annual report of the ABFC 2002-NC1 Trust;

2) Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3) Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

4) Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement;

5)  The reports disclose all significant
deficiencies relating to the Servicer's
compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single
Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement, that is included in these reports; and

6) In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Ocwen
Federal Bank FSB and U.S. Bank National
Association.


By:	/s/ George Ellison
Name:  George Ellison
Title:    President



                    EXHIBIT INDEX

     Exhibit Number Description
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Management Assertion on USAP



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Asset Backed Funding Corporation
      Asset Backed Certificates Series 2002-NC1
STATEMENT TO CERTIFICATEHOLDERS

       12/25/02
Class                                                  Cusip
A-1                                                 04542BAW2
A-2                                                 04542BAX0
A-IO                                                04542BAY8
M-1                                                 04542BAZ5
M-2                                                 04542BBA9
M-3                                                 04542BBB7
M-4                                                 04542BBC5
B                                                   04542BBD3
CE                                                        N/A
P                                                         N/A
R                                                         N/A

                                                   Beginning
                                                 Certificate
Class                                                 Bal(1)
A-1                                           290,280,000.00
A-2                                            95,892,000.00
A-IO                                           48,272,000.00
M-1                                            32,584,000.00
M-2                                            28,963,000.00
M-3                                            19,308,000.00
M-4                                             8,448,000.00
B                                               3,620,000.00
CE                                              3,621,032.64
P                                                       0.00
R                                                       0.00
Total                                         482,716,032.64

Class                                                   Prin
A-1                                            19,492,315.32
A-2                                             5,553,000.62
A-IO                                                    0.00
M-1                                                     0.00
M-2                                                     0.00
M-3                                                     0.00
M-4                                                     0.00
B                                                       0.00
CE                                                      0.00
P                                                       0.00
R                                                       0.00
Total                                          25,045,315.94

Class                                                    Int
A-1                                             2,383,848.92
A-2                                               805,636.06
A-IO                                            1,307,366.65
M-1                                               324,403.15
M-2                                               356,681.36
M-3                                               297,714.62
M-4                                               140,751.30
B                                                 105,583.35
CE                                             10,507,189.66
P                                                 507,514.43
R                                                       0.00
Total                                          16,736,689.50

Class                                                 Losses
A-1                                                     0.00
A-2                                                     0.00
A-IO                                                    0.00
M-1                                                     0.00
M-2                                                     0.00
M-3                                                     0.00
M-4                                                     0.00
B                                                       0.00
CE                                                      0.00
P                                                       0.00
R                                                       0.00
Total                                                   0.00

                                                      Ending
                                                 Certificate
Class                                                    Bal
A-1                                           270,787,684.68
A-2                                            90,338,999.38
A-IO                                           48,272,000.00
M-1                                            32,584,000.00
M-2                                            28,963,000.00
M-3                                            19,308,000.00
M-4                                             8,448,000.00
B                                               3,620,000.00
CE                                              3,621,032.64
P                                                       0.00
R                                                       0.00
Total                                         457,670,716.70

AMOUNTS PER $1,000 UNIT

Class                                                   Prin
A-1                                                67.150046
A-2                                                57.908904
A-IO                                                0.000000
M-1                                                 0.000000
M-2                                                 0.000000
M-3                                                 0.000000
M-4                                                 0.000000
B-1                                                 0.000000
CE                                                  0.000000
P                                                   0.000000
R                                                   0.000000


Class                                                    Int
A-1                                                 8.212240
A-2                                                 8.401494
A-IO                                               27.083333
M-1                                                 9.955903
M-2                                                12.315070
M-3                                                15.419237
M-4                                                16.660902
B-1                                                29.166671
CE                                               2901.710839
P                                                   0.000000
R                                                   0.000000


Class                                                  Total
A-1                                                 75.36229
A-2                                                 66.31040
A-IO                                                27.08333
M-1                                                  9.95590
M-2                                                 12.31507
M-3                                                 15.41924
M-4                                                 16.66090
B-1                                                 29.16667
CE                                                2901.71084
P                                                    0.00000
R                                                    0.00000

                                                      Ending
                                                 Certificate
Class                                                    Bal
A-1                                               932.849954
A-2                                               942.091096
A-IO                                             1000.000000
M-1                                              1000.000000
M-2                                              1000.000000
M-3                                              1000.000000
M-4                                              1000.000000
B-1                                              1000.000000
CE                                               1000.000000
P                                                   0.000000
R                                                   0.000000

Class                                                 Losses
A-1                                                 0.000000
A-2                                                 0.000000
A-IO                                                0.000000
M-1                                                 0.000000
M-2                                                 0.000000
M-3                                                 0.000000
M-4                                                 0.000000
B-1                                                 0.000000
CE                                                  0.000000
P                                                   0.000000
R                                                   0.000000



                                                     Current
                                                Pass-Through
Class                                               Int Rate
A-1                                                  1.68000%
A-2                                                  1.71000%
A-IO                                                 6.50000%
M-1                                                  2.06000%
M-2                                                  2.63000%
M-3                                                  3.38000%
M-4                                                  3.68000%
B-1                                                  7.00000%
CE                                                   5.53611%
P                                                    0.00000%
R                                                    0.00000%


Section 4.06 (xiv.)(xv)



        Interest         Unpaid     Reduction from the Allocation of:
        Distribution     Interest   Realized
Class   Amount           Amount     Losses
A-1     2,383,848.92       0                   0
A-2     805,636.06          0                   0
A-IO    1,307,366.65        0                   0
M-1     324,403.15          0                   0
M-2     356,681.36          0                   0
M-3     297,714.62          0                   0
M-4     140,751.30          0                   0
B       105,583.35          0                   0
CE      10,507,189.66       0             5898.52
P       507,514.43	    NA                  0
TOTAL   16,736,689.50       0             5898.52

        Cap          Relief Act     Prepayment
        Carryover    Interest       Interest         Accrued
Class   Amount       Shortfalls     Shortfalls       Interest
A-1     0            0		     0.00            2,383,848.92
A-2     0            0		     0.00            805,636.06
A-IO    0            0		     0.00            1,307,366.65
M-1     0            0		     0.00            324,403.15
M-2     0            0		     0.00            356,681.36
M-3     0            0		     0.00            297,714.62
M-4     0            0		     0.00            140,751.30
B       0            0		     0.00            105,583.35
CE      0            0		     0.00            10,513,088.18
P       0            0		     0.00            507,514.43
TOTAL   0            0		     0.00            16,742,588.02







Section 4.06 (iii.)(xviii)
Overcollateralization Amount                      3,621,032.64
Overcollateralization Release Amount              0.00
Overcollateralization Deficiency                  0.00
Overcollateralization Target amount               3,621,032.64
Monthly Excess Interest Amount                    10,513,088.18
Monthly Excess Cashflow Amount                    10,513,088.18

Section 4.06 (vi)
BALANCES AS OF:                                  12/26/02
Stated Principal Balance of Mortgage Loans       457,670,716.70
Ending Count					 3141


Section 4.06 (vii.)                          Group 1          Group 2
Weighted Avg Term to Maturity                352.94           357.35
Weighted Average Mortgage Rate               8.81409%         8.44809%



Section 4.06 (v)
P&I ADVANCES
Aggregate Advances for the Collection Period    569,797.37
Cumulative Unreimbursed Advances                0.00
Servicing Advances                              0.00
Cumulative Nonrecoverable Advances              0.00
* P&I Advances made on Mortgage Loans Delinquent as of the Determ Date


Section 4.06 (viii.)
DELINQUENCY INFORMATION                Unpaid Prin      Stated Prin
                          Number       Balance          Balance
30-59 days del            78           11,371,172.19    11,352,311.47
60-89 days del            11           1,859,609.89     1,855,443.02
90 + del                  0            0.00             0.00
Foreclosures              70           8,796,033.63     8,775,029.94
Bankruptcies              19           2,311,145.19     2,307,016.27


Section 4.06 (ix.)
REO INFORMATION
Loans that became REO properties in the preceding calendar month:
                         Unpaid Prin      Stated Prin
       Loan Number       Balance          Balance
       593860            78,702.11        78,578.23
       590649            92,740.38        92,586.26







Section 4.06 (x.)
REO INFORMATION
Number of REO Loans                            2.00
Stated Principal Balance of REO Properties     171,107.26
Total Book Value of REO Properties:            174,245.91

Section 4.06 (xix.)
Stepdown Date Occurrence                       NO
Trigger Event Occurrence                       NO
Realized Loss as a Percentage of the Original Pool Balance   0.00122%

Section 4.06 (xvi.),(iv.)

Trustee Fee                    19,808.89
Servicing Fee                  990,429.49
Credit Risk Manager Fee        34,665.07


Section 4.02(xviii.) Prepayment Penalties
Loan #                   Penalty             Loan #               Penalty
584492                   $483.99             607618             $2,946.09
604935                  $1,796.67            600968             $3,015.39
609093                  $1,826.79            592381             $3,061.91
605483                  $2,023.21            603778             $3,211.38
599702                  $2,178.43            604293             $3,288.23
600684                  $2,313.32            610404             $3,886.98
612137                  $2,813.07            609851             $4,071.28
597310                  $2,864.21            607534             $4,296.04
585171                  $4,556.06            595525             $6,209.66
596043                  $4,590.04            575011             $7,544.41
587043                  $4,616.87            591039             $9,228.40
607043                  $5,029.68            577692            $10,562.11
597252                  $5,240.93            577688            $10,745.34
617583                  $5,243.51            598779            $10,814.33
571451                  $5,744.52            609950            $11,771.96
600311                  $5,937.07            614223            $12,099.34
					     591639            $14,218.27

 						Total          178,229.50


Section 4.06 (xx.)(xii)(i)(xi)
                            Group 1          Group 2            Total
Scheduled Principal         1,182,491.18      393,453.42    1,575,944.60
Curtailments                252,674.74        20,349.46     273,024.20
Realized Loss               5,898.52          0.00          5,898.52
Payoffs                     18,057,149.40     5,139,197.74  23,196,347.14
Prepayment Penalties        409,025.55        98,488.89     507,514.44
Net Interest                12,360,951.61     3,928,595.94  16,289,547.55
Total Available Funds       32,256,393.96     9,580,085.45  41,836,479.41

Current Loss                        5,898.52
Aggregate Realized Losses           5,898.52

Section 4.06 (xxii.)
Liquidation Report

        Loan #                      Beg Bal          Loss Amt
        594679                      241,947.37         5,898.52


Section 4.06 (xxiii.)

Aggregate Balance of Loans Purchased by the Servicer or Seller            0








       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE

March 13,2003

Pursuant to the applicable sections of the Servicing Agreements, I, Scott w. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank during the calendar year ending December 31, 2002 and of the performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout such calendar year.

/s/ Scott W. Anderson

Scott w. Anderson
Senior Vice President, Residential Assets
Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P. 0. Box 24737, West Palm Beach, FL 33416-4737









       EXHIBIT 99.3 -- Report of Independent Auditors


Pricewaterhouse Coopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal
Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified
Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended
December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying
Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 14, 2003




	EXHIBIT 99.4 -- Management Assertion on USAP

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

	/s/ Ronald M. Faris
	    Ronald M. Faris
	    President

	/s/ Scott W. Anderson
	    Scott W. Anderson
	    Senior Vice President of Residential Assets

 	/s/ James D. Campbell
            James D. Campbell
 	    Director of Investor Reporting

Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL 33401

Mail to:  P.O. Box 24737
West Palm Beach, FL 33416-4737